Form 10-K
period 1997-12-31
MMCA AUTO OWNER TRUST 1997-1
filed 1999-01-06
CIK 1048227

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                           ----------------------

                                 FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                     OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

                      Commission file number 333-32937

                        MMCA Auto Owner Trust 1997-1
                        MMCA Auto Receivables, Inc.
              (Originator of the MMCA Auto Owner Trust 1997-1)
           (Exact name of registrant as specified in its charter)

        Delaware                                      33 - 0570905
-----------------------------                    -----------------------
(State or other jurisdiction                         (IRS Employer
of incorporation or organization                   Identification No.)

    6363 Katella Avenue
    Cypress, California                                   90630-5205
---------------------------------------                ---------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       (714) 236-1592

Securities registered pursuant to Section 12(b) of the Act:      None.

Securities registered pursuant to Section 12(g) of the Act:      None.


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X .

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      State the aggregate market value of the voting stock held by non-affiliates of the registrant: None.

      Indicate the number of share outstanding of the registrant's classes of common stock, as of the latest practicable date: None.

      Documents incorporated by reference:  None.



PART I

Item 1.    Business

Not applicable.

Item 2.    Properties

MMCA Auto Owner Trust 1997-1 (the "Trust") was formed on September 24, 1997 pursuant to a Trust Agreement (the "Trust Agreement"), dated as of September 24, 1997, between MMCA Auto Receivables, Inc., as depositor and Wilmington Trust Company, as owner trustee. Pursuant to the Trust Agreement, the Trust issued certificates evidencing an interest in the trust property (the "Certificates"). The Certificates are held by MMCA Auto Receivables Inc. and Mitsubishi Motors Credit of America, Inc.

Pursuant to an Indenture, dated as of October 1, 1997, between the Trust, as issuer, and Bank of Tokyo - Mitsubishi Trust Company, as indenture trustee, the Trust issued asset-backed notes (the "Notes"). The Notes consist of four classes (the "5.63% Class A-1 Asset Backed Notes," "5.79% Class A-2 Asset Backed Notes," "6.08% Class A-3 Asset Backed Notes" and "6.17 Class A-4 Asset Backed Notes"). The 5.63% Class A-1 Asset Backed Notes, 5.79% Class A-2 Asset Backed Notes, 6.08% Class A-3 Asset Backed Notes and 6.17% Class B Asset Backed Notes were registered and publicly offered and sold.

The assets of the Trust primarily include a pool of motor vehicle retail installments sale contracts originated by Mitsubishi Motors Credit of America, Inc. and secured by new and used vehicles and light- and medium-duty trucks. The Trust's business activities include acquiring and holding the assets of the Trust, issuing the Notes and the Certificates and distributing payments on the Notes and the Certificates.

Item 2.    Properties (continued)

The following tables set forth the delinquency experience with respect to the level payments due each month on the Trust's motor vehicle retail installment sale contracts but does not include the delinquency experience with respect to balloon payments due at the end of the term of the Trust's contracts which provide for such payments. The period of delinquency is based on the number of days more than 10% of a level payment is contractually past due, and the delinquency rate as a percentage of the balance outstanding represents delinquent dollars as a percentage of dollars outstanding.


                                               December 31, 1997
                                      ------------------------------------
                                                               Balances
                                         Contracts         of Receivables
                                      ---------------     ----------------
Delinquent Contracts:
      (i) 30-59 Days...............         858            $9,288,814.50
      (ii) 60-89 Days..............         232            $2,565,453.54
      (iii) 90 Days or More........         102            $1,122,887.05


                                                December 31, 1997
                                      -------------------------------------
                                      % of Contracts        % of Balance
                                        Outstanding          Outstanding
                                      ---------------     -----------------
Delinquency Rates:
      (i)   30-59 Days Delinquent....       2.35%                2.25%
      (ii)  60-89 Days Delinquent....       0.64%                0.62%
      (iii) 90 Days or More
            Delinquent...............       0.28%                0.27%


The following table sets forth the net loss experience with respect to the payments due each month on the Trust's motor vehicle retail installment sale contracts, including contracts which provide for balloon payments at the end of the terms of such contracts.


                                              December 31, 1997
                                      ---------------------------------
                                         Contracts           Amount
                                      ---------------     -------------
Aggregate Net Losses...............         38             $239,966.74

Item 3.     Legal Proceedings

There is nothing to report with regard to this item.

Item 4.     Submission of Matters to a Vote of Security Holders

There is nothing to report with regard to this item.


PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters

The holder of record of all the Notes as of December 31, 1997 was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. An investor holding Notes is not entitled to receive a certificate representing such Notes except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:

                            Cede & Co.
                            c/o The Depository Trust Company
                            Seven Hanover Square
                            New York, New York 10004

The holders of record of all of the Certificates as of December 31, 1997 were MMCA Auto Receivables Inc. and Mitsubishi Motors Credit of America, Inc.

Item 6.     Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Not applicable.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.     Financial Statements and Supplementary Data

Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There is nothing to report with regard to this item.


PART III

Item 10.    Directors and Executive Officers of the Registrant

Not applicable.

Item 11     Executive Compensation

Not applicable.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

There is nothing to report with regard to this item.

Item 13.    Certain Relationships and Related Transactions

There is nothing to report with regard to this item.


PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)   1.   Not applicable.
            2.   Not applicable.
            3.   Exhibits:
                 99.1 Annual Statement as to Compliance.
                 99.2 Annual Independent Public Accountant's Servicing Report.

      (b) Reports on Form 8-K.

      The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated November 7, 1997 and December 9, 1997.

      (c) See (a) 3 above.

      (d) Not applicable.



                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MMCA AUTO OWNER TRUST 1997-1

                              BY:  MMCA AUTO RECEIVABLES, INC.


Date: January 5, 1999         By: /s/ Hideyuki Kitamura
                                 ----------------------------
                                      Hideyuki Kitamura
                                      Secretary and Treasurer


      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

      No annual report, proxy statement, form of proxy or other soliciting material has been sent to holders of the Notes during the period covered by this report and the registrant does not intend to furnish such materials to holders of the Notes subsequent to the filing of this report.