Form 10-K
period 1998-12-31
MMCA AUTO OWNER TRUST 1997-1
filed 1999-03-31
CIK 1048227

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-K

(Mark One)
X	       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                        OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission file number 333-32937

MMCA Auto Owner Trust 1997-1
MMCA Auto Receivables, Inc.
(Originator of the MMCA Auto Owner Trust 1997-1)
(Exact name of registrant as specified in its charter)


Delaware
(State or other jurisdiction of incorporation or organization)

33-0570905
(IRS Employer Identification No.)


6363 Katella Avenue
Cypress, California                      90630-5205
(Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (714) 236-1592

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.


	Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
  	 Yes  X
  	 No

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X


	State the aggregate market value of the voting stock held by non-affiliates of the registrant: None.

	Indicate the number of share outstanding of the registrant's classes of common stock, as of the latest practicable date: None.

	Documents incorporated by reference:  None.


PART I

Item 1.		Business

         Not applicable.


Item 2.		Properties

 MMCA Auto Owner Trust 1997-1 (the "Trust") was formed on September 24, 1997 pursuant to a Trust Agreement (the "Trust Agreement"), dated as of September 24, 1997, between MMCA Auto Receivables,
Inc., as depositor ("MARI"), and Wilmington Trust Company, as owner trustee. Pursuant to the Trust Agreement, the Trust issued certificates evidencing an interest in the trust property (the "Certificates"). The Certificates are held by MMCA Auto Receivables Inc. and Mitsubishi Motors Credit of America, Inc.

 Pursuant to an Indenture, dated as of October 1, 1997, between the Trust, as issuer, and Bank of Tokyo - Mitsubishi Trust Company, as indenture trustee (the "Indenture Trustee"), the Trust issued asset -backed notes (the "Notes"). The Notes consist of four classes (the "5.63% Class A-1 Asset Backed Notes," "5.79% Class A-2 Asset Backed Notes," "6.08% Class A-3 Asset Backed Notes" and "6.17 Class A-4 Asset Backed Notes"). The 5.63% Class A-1 Asset Backed Notes, 5.79% Class A-2 Asset Backed Notes, 6.08% Class A-3 Asset Backed Notes and 6.17% Class A-4 Asset Backed Notes were registered and publicly offered and sold.

 The assets of the Trust primarily include a pool of motor vehicle retail installment sale contracts originated by Mitsubishi Motors Credit of America, Inc. ("MMCA") and secured by new and used motor vehicles and light- and medium-duty trucks. The Trust's business activities include acquiring and holding the assets of the Trust, issuing the Notes, the Certificates and the Final Payment Certificate and distributing payments on the Notes, the Certificates and the Final Payment Certificate.


Rider A:

 Pursuant to a Sale and Servicing Agreement, dated as of October 1, 1997, among the Trust, as issuer, MARI, as seller, and MMCA, as servicer, MMCA administers and services the Trust's pool of motor vehicle retail installment contracts.

Rider B:

 The payment of principal and interest on the Notes could be delayed if MMCA, in its capacity as servicer, or the Indenture Trustee experience problems in their computer programs relating to the year 2000. Many existing computer programs use only two digits to identify a year. These programs could fail or produce erroneous results during the transition from the year 1999 to the year 2000 and afterwards. MMCA has evaluated the impact of preparing its systems for the year 2000.
It has identified areas of potential impact and is implementing conversion efforts. It believes its mission-critical applications, including its systems for collections on motor vehicle retail installment sale contracts and servicing motor vehicle retail installment sale contracts, are already year 2000 compliant. MMCA's target is to have all other systems ready for the year 2000 in advance of December 31, 1999.

 If MMCA, in its capacity as the servicer of the Trust's pool of motor vehicle retail installment sale contracts, does not have a computer system that is year 2000 compliant by the year 2000, MMCA's ability to service the receivables may be materially and adversely affected.
If the Indenture Trustee does not have a computer system that is year 2000 compliant by the year 2000, the Indenture Trustee's ability to make distributions on the Notes may be materially and adversely affected.


Item 2.		Properties (continued)

 The following tables set forth the delinquency experience with respect to the level payments due each month on the Trust's motor vehicle retail installment sale contracts but does not include the delinquency experience with respect to balloon payments due at the end of the term of the Trust's contracts which provide for such payments. The period of delinquency is based on the number of days for which more than 10% of a level payment is contractually past due, and the delinquency rate as a percentage of the balance outstanding represents delinquent dollars as a percentage of dollars outstanding.


	                            				December 31, 1998
 			                        	Contracts	       	Balances
				                                     			of Receivables
Delinquent Contracts:
   	(i)   30-59 Days		         1,192		      	$9,434,180.77
	   (ii)  60-89 Days		           379		      	$3,252,120.02
	   (iii) 90 Days or More	       185		      	$1,714,823.07


                               					December 31, 1998
                        	  		% of Contracts 	 	% of Balance
                            				Outstanding	   	Outstanding
Delinquency Rates:
  	(i)   30-59 Days Delinquent	       3.81%         		3.77%
	  (ii)  60-89 Days Delinquent	       1.21%	         	1.30%
 	 (iii) 90 Days or More Delinquent   0.59%          	0.69%


 The following table sets forth the net loss experience with respect to the payments due each month on the Trust's motor vehicle retail installment sale contracts, including contracts that provide for balloon payments at the end of the terms of such contracts.

                              					December 31, 1998
                          				Contracts	          	Amount
Aggregate Net Losses	            	1,221	  		$9,991,812.28


Item 3.		Legal Proceedings

 There is nothing to report with regard to this item.


Item 4.		Submission of Matters to a Vote of Security Holders

 There is nothing to report with regard to this item.


PART II

Item 5.		Market for the Registrant's Common Equity and
       		Related Stockholder Matters

 The holder of record of all the Notes as of December 31, 1998 was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. An investor holding Notes is not entitled to receive a certificate representing such Notes except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:

				Cede & Co.
				c/o The Depository Trust Company
				Seven Hanover Square
				New York, New York 10004

 The holders of record of all of the Certificates as of December 31, 1998 were MMCA Auto Receivables Inc. and Mitsubishi Motors Credit of America, Inc.


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

	The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated February 9, 1998, March 9, 1998, April 9, 1998, May 8, 1998, June 9, 1998, July 9, 1998, August 7, 1998,
September 9, 1998, October 9, 1998, November 9, 1998, December 7, 1998 and January 7, 1999.

       	(c)	See (a) 3 above.

       	(d)	Not applicable.



 	SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MMCA AUTO OWNER TRUST 1997-1

BY:  MMCA AUTO RECEIVABLES, INC.


Date: March 31, 1999

By:   /s/ Hideyuki Kitamura
       	  Hideyuki Kitamura
       	  Secretary and Treasurer


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


Exhibit 99.1


March 31, 1999


The Bank of Tokyo-Mitsubishi, Ltd.,
New York Branch, formerly known as
Mitsubishi Bank Trust Company of New York
1251 Avenue of the Americas
New York, New York 10020
Attention: Mr. Kenichi Tanaka


Wilmington Trust Company
Rodney Square North
1100 North Market Street
Wilmington, Delaware 19890-0001
Attention: Mr. W. Chris Sponenberg



           Re: Annual Statement as to Compliance

Gentlemen:

 Pursuant to Section 3.10 of that certain Sale and Servicing Agreement (the "Agreement") by and among MMCA Auto Owner Trust 1997-1, as Issuer, MMCA Auto Receivables, Inc., as Seller, and Mitsubishi Motors Credit of America, Inc., as Servicer, I hereby certify the following, as of March 26, 1999: (1) a review of the activities of the Servicer during the period January 1, 1998 through December 31, 1998 and of its performance of its obligations under the Agreement has been made under my supervision and (2) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement throughout such period.

Sincerely,


MITSUBISHI MOTORS CREDIT OF AMERICA, INC.

/s/ Hideyuki Kitamura
---------------------------------------
    Hideyuki Kitamura
    Vice President, Secretary and Treasurer


Exhibit 99.2

Report on Management's Assertion on Compliance with
Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers


                Independent Accountants' Report

To the Board of Directors and Shareholder
Mitsubishi Motors Credit of America, Inc.

 We have examined management's assertion that Mitsubishi Motors Credit of America, Inc. (MMCA) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except for minimum servicing standards I.4, III.3, III.4, V.2, V.3, and V.4, which are inapplicable to servicing automobile loans, during the year ended December 31, 1998, included in the accompanying report titled Report of Management. Management is responsible for MMCA's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about MMCA's compliance based on our examination.

 Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about MMCA's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MMCA's compliance with specified requirements.

 In our opinion, management's assertion that MMCA complied with the aforementioned requirements during the year ended December 31, 1998, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

March 22, 1999