Form 10-K
period 1999-12-31
MMCA AUTO OWNER TRUST 1997-1
filed 2000-04-03
CIK 1048227

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-K

(Mark One)
   X   	 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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


33 - 0570905
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


                            					December 31, 1999

                             				Contracts   		Balances
				                                      			  of Receivables

Delinquent Contracts:
	(i) 30-59 Days	                     1,062     $5,480,042.98
	(ii) 60-89 Days		                     237	  		$1,287,821.78
	(iii) 90 Days or More	                120  			  $596,053.97


                             					December 31, 1999

                            			% of Contracts 		% of Balance
				                             Outstanding   		Outstanding

Delinquency Rates:
	(i) 30-59 Days Delinquent	            3.81%    		4.94%
	(ii) 60-89 Days Delinquent	           1.21%    		1.96%
	(iii) 90 Days or More Delinquent      0.59%    		0.54%


The following table sets forth the net loss experience with respect to the payments due each month on the Trust's motor vehicle retail installment sale contracts, including contracts that provide for balloon payments at the end of the terms of such contracts.

                            					December 31, 1998
                         			Contracts       	Amount
Aggregate Net Losses	       	1,161		      	$6,211,176.84


Item 3.		Legal Proceedings

There is nothing to report with regard to this item.


Item 4.		Submission of Matters to a Vote of Security Holders

There is nothing to report with regard to this item.


PART II

Item 5.		Market for the Registrant's Common Equity and
		Related Stockholder Matters

The holder of record of all the Notes as of December 31, 1999 was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. An investor holding Notes is not entitled to receive a certificate representing such Notes except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:

				Cede & Co.
				c/o The Depository Trust Company
				Seven Hanover Square
				New York, New York 10004

The holders of record of all of the Certificates as of December 31, 1999 were MMCA Auto Receivables Inc. and Mitsubishi Motors Credit of America, Inc.


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

	The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated February 8, 1999, March 8, 1999, April 8, 1999, May 7, 1999, June 8, 1999, July 8, 1999, August 9, 1999, September
	9, 1999, October 7, 1999, November 8, 1999, December 8, 1999 and January 10, 2000.

	(c)	See (a) 3 above.

	(d)	Not applicable.



 	SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MMCA AUTO OWNER TRUST 1997-1

BY:  MMCA AUTO RECEIVABLES, INC.


Date: March 21, 2000

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


Exhibit 99.1
------------

March 23, 2000


The Bank of Tokyo-Mitsubishi, Ltd.,
New York Branch, formerly known as
Mitsubishi Bank Trust Company of New York
1251 Avenue of the Americas
New York, New York 10020
Attention: Mr. Takao Kunitomo


Wilmington Trust Company
Rodney Square North
1100 North Market Street
Wilmington, Delaware 19890-0001
Attention: Mr. W. Chris Sponenberg



	Re: Annual Statement as to Compliance

Gentlemen:

Pursuant to Section 3.10 of that certain Sale and Servicing Agreement (the "Agreement") by and among MMCA Auto Owner Trust 1997-1, as Issuer, MMCA Auto Receivables, Inc., as Seller, and Mitsubishi Motors Credit of America, Inc., as Servicer, I hereby certify the following, as of March 23, 2000: (1) a review of the activities of the Servicer during the period January 1, 1999 through December 31, 1999 and of its performance of its obligations under the Agreement has been made under my supervision and (2) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement throughout such period.

Sincerely,


MITSUBISHI MOTORS CREDIT OF AMERICA, INC.

/s/ Hideyuki Kitamura
---------------------------------------
    Hideyuki Kitamura
    Vice President, Secretary and Treasurer



Exhibit 99.2
------------

Report on Management's Assertion on Compliance with
Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers


                Independent Accountants' Report

To the Board of Directors and Shareholder
Mitsubishi Motors Credit of America, Inc.

We have examined management's assertion, included in the accompanying report tiltled Report of Management, that Mitsubishi Motors
Credit of America, Inc. (MMCA) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except for minimum servicing standards I.4, III.3, III.4, V.2, V.3, and V.4, which are inapplicable to servicing automobile loans, during the year ended December 31, 1999, included in the accompanying report titled Report of Management. Management is responsible for MMCA's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about MMCA's compliance based on our examination.

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

In our opinion, management's assertion that MMCA complied with the aforementioned requirements during the year ended December 31, 1999, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 25, 2000